Form 10QSB
period 2001-09-30
PROSPERITY PARTNERS INC
filed 2001-10-15
CIK 1137263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

(x) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 0-32577

Prosperity Partners, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	23-3078137
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1422 Chestnut Street, Suite #410, Philadelphia, Pennsylvania 19102
(Address of principal executive offices)

(215) 569-9176 Extension 11
(Issuer's telephone number, including area code)

None
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding at September 30, 2001
Common Stock, par value $0.0001	5,000,000

Transitional Small Business Disclosure Format (Check one): Yes ( ) No (x)

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Prosperity Partners, Inc.
(A Development Stage Company)
As of September 30, 2001
(Unaudited)

ASSETS

Cash	$ --
TOTAL ASSETS	$ -- ======

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES	$ --
STOCKHOLDERS' EQUITY
Preferred Stock, $.0001 par value, 20,000,000 shares authorized, none issued and outstanding	--
Common Stock, $.0001 par value, 100,000,000 shares authorized, 5,000,000 issued and outstanding	500
Additional paid-in capital	--
Deficit accumulated during development stage	(500)
Total Stockholders' Equity	--
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ -- ======

See accompanying notes to financial statements

Prosperity Partners, Inc.
(A Development Stage Company)
Statement of Operations
(Unaudited)

	Three Months Ended September 30, 2001	April 9, 2001 (Inception) to September 30, 2001

Income	$ --	$ --
Expenses	--	--
Organization expense	--	500
Total expenses	--	500
NET LOSS	$ -- ======	$ (500) ======

See accompanying notes to financial statements

Prosperity Partners, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30, 2001	April 9, 2001 (Inception) to September 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ --	$ (500)
Adjustment to reconcile net loss to net cash provided by operational activities issue of common stock for services	--	500
Net cash used in operating activities	--	--
CASH FLOWS FROM INVESTING ACTIVITIES	--	--
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	--	--
Net cash provided by financing activities	--	--
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	--	--
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	--	--
CASH AND CASH EQUIVALENTS END OF PERIOD	$ -- ======	$ -- ======

See accompanying notes to financial statements

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Organization and Business Operations

Prosperity Partners, Inc. (a development stage company) ("the Company") was incorporated in Delaware on April 9, 2001 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At September 30, 2001, the Company had not yet commenced any formal business operations. The Company's fiscal year end is December 31.

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

D. Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ending September 30, 2001.

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

NOTE 3 TRANSACTIONS WITH RELATED PARTY

On April 10, 2001, the Company signed an agreement with DCIV, a related entity. The Agreement calls for DCIV to provide the following services, without reimbursement from the Company, until the Company enters into a business combination as described in Note 1:

  Preparation and filing of required documents with the U.S. Securities and Exchange Commission.
  Location and review of potential target companies.
  Payment of all corporate, organizational, and other costs incurred by the Company.

Item 2. Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the Notes thereto appearing elsewhere herein.

Results of Operations - Inception (April 9, 2001) through September 30, 2001.

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There have been no operations since inception.

Liquidity and Capital Resources.

The Company has no cash as of September 30, 2001.

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

PART II--OTHER INFORMATION

Item 1. Legal Proceedings.

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

Item 2. Changes in Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

The Company did not file any reports on Form 8-K during the quarter ended September 30, 2001.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Prosperity Partners, Inc.
/s/ William Tay
Dated: October 15, 2001	William Tay President, Chief Executive Officer, Treasurer and Director