Form 10QSB
period 2002-09-30
ENVIROMAT CO  LTD
filed 2002-10-09
CIK 1137263

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                              For the quarterly period ended September 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

              For the transition period from _______________ to _______________

                        Commission file number 0-32577

                              ENVIROMAT CO. LTD.
            (Exact name of registrant as specified in its charter)

                 Delaware                                 23-3078137
       (State or other jurisdiction                    (I.R.S. Employer
             of incorporation)                        Identification No.)

        8723 Cambie Street, Vancouver, British Columbia, Canada V6P 3J9
              (Address of principal executive offices) (Zip Code)

                                (604) 790-6986
             (Registrant's telephone number, including area code)

                           Prosperity Partners, Inc.
            1422 Chestnut Street, Suite 410, Philadelphia, PA 19102
  (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               [X] Yes   [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                       Outstanding at September 30, 2002
                  Common Stock, par value $0.0001 - 7,824,999

   Transitional Small Business Disclosure Format (check one): [ ] Yes [ ] No




                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.


                           ENVIROMAT CO. LTD.
                      (A Development Stage Company)

                             Balance Sheets


                                 ASSETS

                                                 September 30,
                                                     2002         December
                                                 (Unaudited)      31, 2001
                                                 ------------   ------------

 Current assets:
   Cash                                          $      7,500   $         --
                                                 ------------   ------------
 TOTAL ASSETS                                    $      7,500   $         --
                                                 ============   ============


                  LIABILITIES AND STOCKHOLDERS' EQUITY


 LIABILITIES                                     $         --   $         --
                                                 ------------   ------------

 STOCKHOLDERS' EQUITY
 Preferred Stock, $.0001 par value,
   20,000,000 shares authorized, none
   issued and outstanding                                  --             --
 Common Stock, $.0001 par value,
   100,000,000 shares authorized,
   7,824,999 and 5,000,000 shares
   issued and outstanding in 2002 and
   2001, respectively                                     782            500
 Additional paid-in capital                            27,218              -
 Deficit accumulated during development stage         (20,500)          (500)
                                                 ------------   ------------
 Total Stockholders' Equity                             7,500             --
                                                 ------------   ------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $      7,500   $         --
                                                 ============   ============


            See accompanying notes to financial statements






                          ENVIROMAT CO. LTD.
                     (A Development Stage Company)

                        Statement of Operations
                              (Unaudited)



                             3 Months       9 Months     April 9, 2001
                              Ended          Ended      (Inception) to
                             09/30/02       09/30/02       09/30/02
                           -------------  -------------  -------------

 Income                    $          --  $          --  $          --

 Expenses
   Organization expense               --             --            500
   Consulting fees                20,000         20,000         20,000
                           -------------  -------------  -------------
  Total expenses                  20,000         20,000         20,500
                           -------------  -------------  -------------
 NET (LOSS)                $     (20,000) $     (20,000) $     (20,500)
                           =============  =============  =============



                See accompanying notes to financial statements





                          ENVIROMAT CO. LTD.
                     (A Development Stage Company)

                       Statements of Cash Flows
                              (Unaudited)


                                 3 Months        9 Months      April 9, 2001
                                  Ended           Ended         (Inception)
                                 09/30/02        09/30/02       to 09/30/02
                               -------------   -------------   -------------

CASH FLOWS FROM OPERATING
 ACTIVITIES:

Net (loss)                     $     (20,000)  $     (20,000)  $     (20,500)
 Adjustment to reconcile net
 loss to net cash provided by
 operational activities:
 Issue of common stock for
 services                                 --              --             500
                               -------------   -------------   -------------
Net cash (used in) operating
 activities                          (20,000)        (20,000)        (20,000)
                               -------------   -------------   -------------

CASH FLOWS FROM INVESTING
 ACTIVITIES                               --              --              --
                               -------------   -------------   -------------

CASH FLOWS FROM FINANCING
 ACTIVITIES:

Proceeds from issuance of
 common stock                         27,500          27,500          27,500
                               -------------   -------------   -------------
Net cash provided by
 financing activities                 27,500          27,500          27,500
                               -------------   -------------   -------------

INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                  7,500           7,500           7,500

CASH AND CASH EQUIVALENTS
 BEGINNING OF PERIOD                      --              --              --
                               -------------   -------------   -------------
CASH AND CASH EQUIVALENTS
  END OF PERIOD                $       7,500   $       7,500   $       7,500
                               =============   =============   =============




                See accompanying notes to financial statements





                              ENVIROMAT CO. LTD.
                         (A Development Stage Company)

                         Notes To Financial Statements
              For the Period Ended September 30, 2002 (Unaudited)


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Organization and Business Operations

EnviroMat Co. Ltd., f/k/a Prosperity Partners, Inc. (the "Company") was incorporated in the State of Delaware on April 9, 2001 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. On September 3, 2002, the Company formed a Delaware corporation as a wholly owned subsidiary, EnviroMat Co. Ltd. On September 17, 2002, EnviroMat Co. Ltd. was merged with and into the Company, and the Company changed its name to EnviroMat Co. Ltd. To date, the Company has not conducted any significant operations, and its activities have focused primarily on organizational efforts, corporate compliance matters and capital raising activities. Since the Company has not yet commenced any principal operations, and has not yet earned significant revenues, the Company is considered to be a development stage enterprise as of September 30, 2002. The Company plans to develop a non-toxic, biodegradable material used primarily in the food packaging industry. The Company's ability to commence operations is contingent upon its ability to raise additional capital.

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

D. Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ending September 30, 2002.

E. Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, since the Company's inception in April 2001, it has incurred losses and has not yet been successful in establishing any operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

In this regard, management is proposing to raise any necessary additional funds to meet its ongoing expenses through shareholder loans or private placement of its equity securities. There is no assurance that the Company will be successful in raising this additional capital. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 2. STOCKHOLDERS' EQUITY

A. Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock at $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. The Company did not issue any shares of its preferred stock as of September 30, 2002.

B. Common Stock

The Company is authorized to issue 100,000,000 shares of common stock at $0.0001 par value and the Company issued 5,000,000 shares of its common stock to DotCom Internet Ventures Ltd. on April 10, 2001, pursuant to Rule 506 for an aggregate consideration of $500 in services.

In August 2002, the Company's then majority stockholder and sole officer and director sold 4,750,000 shares of the Company's common stock to the Company's current president and sole director for $35,000 cash. Such transaction resulted in a change in control of the Company.

During September 2002, the Company issued 2,824,999 shares of common stock for aggregate net proceeds of $27,500 in cash. The shares were offered to employees, directors, related party investors and non-related investors. Proceeds were used for working capital purposes.

C. Warrant and Options

There are no warrants or options outstanding to issue any additional shares of common stock.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the Notes thereto appearing elsewhere herein.

Results of Operations for the Three Months ended September 30, 2002.

During the three months ended September 30, 2002, the Company had no revenues and incurred a net loss of $(20,000). The net loss was attributable to corporate consulting fees in the aggregate of $20,000.

Following the Company's formation of a wholly owned subsidiary, EnviroMat Co. Ltd., which was subsequently merged with and into the Company on September 17, 2002, the Company's business is in the designing and prototyping of a non-toxic, biodegradable, material to be used primarily in the food packaging industry. The Company's ability to commence operations is contingent upon its ability to raise capital to fund its business plan.

Current management of the Company has spent considerable personal time and resources in identifying the niche markets for the Company, conducting research to justify the market niche and developing the business plan. No expenses for such time or resources were charged and/or accrued to the Company for these efforts.

Liquidity and Capital Resources

During the next twelve months, the Company plans to satisfy its cash requirements by additional equity financing. This will be in the form of private placements of restricted common stock. There can be no assurance that the Company will be successful in raising additional equity financing, and, thus, be able to satisfy its cash requirements, which primarily consist of corporate consulting, legal and accounting fees at the present time. The Company has $7,500 cash, as of September 30, 2002, with which to satisfy any future cash requirements. The Company will need a minimum of $3,000,000 to satisfy its cash requirements for the next 12 months. The Company is currently in the process of raising additional capital to fund its business plan. In the event the Company is not successful in raising additional capital, it will never commence active operations. The Company does not anticipate any further research and development of any products, nor does it expect to incur any research and development costs. The Company does not expect the purchase, or sale of plant or any significant equipment, and it does not anticipate any change in the number of its employees. The Company has no current material commitments.

The Company is still considered to be a development stage company, which has generated no revenue to date, and is dependent upon the raising of capital through placement of its common stock. There can be no assurance that the Company will be successful in raising the capital it requires through the sale of its common stock.

The Company has no current plans, preliminary or otherwise, to merge with any other entity.

Readers are referred to the cautionary statement below, which addresses forward-looking statements.

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

Item 2. Changes in Securities.

On September 6, 2002, the Company sold 785,721 and 642,850 shares of common stock, respectively, at a price of $0.007 per share, to each of Tiffany Chang and Yu-Chun Chang, respectively. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act.

On September 6, 2002, the Company sold 1,071,428 shares of common stock, at a price of $0.007 per share, to Chih-Chung Chang. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act.

On September 10, 2002, the Company sold 250,000 shares of common stock, at a price of $0.01 per share, to Tun-Chung Chang. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act.

On September 20, 2002, the Company sold an aggregate of 75,000 shares of common stock, at a price of $0.10 per share, to 15 "accredited investors." The Company sold these shares of common stock under the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder. Neither the Company nor any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. Purchasers, or the beneficial owners of purchasers that are entities, are friends or business associates of the officers and directors of the Company. No services were performed by any purchaser as consideration for the shares issued. All purchasers represented in writing that they had such knowledge and experience in financial and business matters as is required to evaluate the risks associated with their proposed investment in the Company and that they were acquiring the securities for their own accounts. All purchasers also acknowledged that they had received material concerning the Company and that they had been afforded an opportunity to ask questions of management and request additional information about the Company. A legend was placed on the stock certificates stating that the securities had not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom. The Company's sole officer and director offered the securities and no commissions were paid.

Item 3.  Defaults upon Senior Securities.

There has been no default upon senior securities.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the security holders during the quarterly period covered by this report.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

   1. Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

(b) Reports on Form 8-K

   1. On August 26, 2002, the Company filed a report on Form 8-K describing the change in control resulting from the Stock Purchase Agreement, attached to the report as Exhibit 1.1;

   2. On September 5, 2002, the Company filed a report on Form 8-K announcing it relocated its corporate offices to Vancouver, British Columbia, Canada, and the formation of a wholly owned operating subsidiary, EnviroMat Co. Ltd.

   3. On September 13, 2002, the Company filed a report on Form 8-K disclosing the filing of a Certificate of Ownership and Merger with the State of Delaware to effect the merger of EnviroMat Co. Ltd., a wholly owned subsidiary of the Company, with and into the Company.





                                  SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



                                          ENVIROMAT CO. LTD.
                                          (Registrant)



Date: October 8, 2002                     /s/ Christopher C. Chang
                                          -------------------------------------
                                          By: Christopher C. Chang
                                          Its: President, CEO, Secretary,
                                          Treasurer and Director





                                CERTIFICATIONS


        I, Christopher C. Chang certify that:

   1.   I have reviewed this report on Form 10-QSB of EnviroMat Co. Ltd.;

   2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

   3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respect the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;



Dated:  October 8, 2002
                                          /s/ Christopher C. Chang
                                          --------------------------------
                                          Christopher C. Chang
                                          Chief Executive Officer and
                                          Chief Financial Officer